Form 10-K
period 2005-12-31
CHASE MORTGAGE FINANCE CORP CHASEFLEX TRUST SERIES 2005-1
filed 2006-03-27
CIK 1319030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

                                       or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-110968-03
                      --------------------------------------

                       CHASE MORTGAGE FINANCE CORPORATION
              (Issuer in respect of ChaseFlex Trust, Series 2005-1)
                              (the "Certificates")
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                           52-1495132
                 --------------                      ---------------
                (State or other                     (I.R.S. Employer
         jurisdiction of incorporation)            Identification No.)


       194 Wood Avenue South, Iselin, New Jersey          08830
       -----------------------------------------         --------
       (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (732) 205-0600

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   None.

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

      The registrant has not issued voting or non-voting common equity. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                                INTRODUCTORY NOTE

      This Annual Report on Form 10-K is filed pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts, and, in particular, the letter dated May 24, 1988 issued by the Office of the Chief Counsel to Chemical Mortgage Securities, Inc. (currently known as Chase Funding, Inc.) an affiliate of the registrant (the "Exemption Order"). Accordingly, responses to certain items have been omitted from or modified in this Annual Report.

      Each Series (a "Series") of the Registrant's Multi-Class Mortgage Pass-Through Certificates (the "Certificates") represent beneficial ownership interests in a trust fund (for each Series a "Trust Fund") consisting, among other things, of a segregated pool of one- to four-family first-lien mortgage loans (the "Mortgage Loans").

                                     PART I


Item 1.   Business

           Not Applicable.

Item 1A.  Risk Factors

          Not Applicable.

Item 1B.  Unresolved Staff Comments

          None.

Item 2.   Properties

      Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 8 and Item 15 hereof.

Item 3.   Legal Proceedings

      The registrant knows of no material pending legal proceedings with respect to the Trust Fund for any Series, involving the registrant, Wachovia, N.A. (the "Trustee") or Chase Home Finance LLC (the "Servicer"), other than ordinary routine litigation incidental to duties of the registrant, Trustee or the Servicer under the Pooling and Servicing Agreement among Chase Mortgage Finance Corporation, Chase Home Finance LLC and Wachovia, N.A., dated as of February 1, 2005, for Multi-Class Mortgage Pass-Through Certificates, Series 2005-1.

Item 4.   Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of Security Holders for any Series during the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      (a)   (1)   To the knowledge of the registrant, there is no established public market for the Certificates of any Series.

            (2) To the knowledge of the registrant, there are no reported high and low bid quotations for any of the Certificates.

      (b) The records of the registrant indicate that as of December 31, 2005, Series 2005-1 had 31 holders of record.

Item 6.   Selected Financial Data

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data

      In accordance with the Exemption Orders, the Annual Statement of Compliance and the Annual Independent Accountant's Reports for the Certificates for each Series are included herein as Exhibit 99.1 and Exhibit 99.2, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

          Not Applicable.

Item 9B.  Other Information

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Not Applicable.

Item 11.  Executive Compensation

          Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The records of the Depository Trust Company ("DTC") indicate that as of December 31, 2005, there were the following holders of record with more than 5% of each class of Certificates:


ChaseFlex Trust,   Name & Address                                 Original Certificate
Series 2005-1      of Participant                                 Principal Balance      % of Class
---------------------------------------------------------------------------------------------------
Class IA1          00000954 Mellon Trust of New England, NA        $ 12,400,000.00          100.00%
                   525 William Penn Place, Suite 3418
                   Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------
Class IA2          00000901 The Bank of New York                   $  33,080,000.00         100.00%
                   One Wall Street, 6th Floor
                   New York,  NY 10286
---------------------------------------------------------------------------------------------------
Class IA3          00000187 J.P. Morgan Securities Inc. - Fixed    $    785,082.00          100.00%
                   Income
                   34 Exchange Place, 4th Floor
                   Jersey City,  NJ 07302
---------------------------------------------------------------------------------------------------
Class IA4          00000902 JPMorgan Chase Bank, National          $135,301,740.00          100.00%
                   Association
                   Proxy Services
                   14201 Dallas Parkway STE 121
                   Dallas, TX 75254
---------------------------------------------------------------------------------------------------
Class IA5          00000997 State Street Bank and Trust Company    $ 50,000,000.00           53.19%
                   1776 Heritage Drive
                   North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------
                   00002975 Bank One RET                           $ 43,994,986.00           46.81%
                   340 South Cleveland
                   Building 350
                   Columbus, OH  43240
---------------------------------------------------------------------------------------------------
Class IIA1         00000901 The Bank of New York                   $  7,800,000.00          100.00%
                   One Wall Street, 6th Floor
                   New York,  NY 10286
---------------------------------------------------------------------------------------------------
Class IIA2         00002086 BONY/CNTRY                             $ 25,900,000.00          100.00%
                   One Wall Street, 5th Floor
                   New York, NY  10015
---------------------------------------------------------------------------------------------------
Class IIA3         00002027 Wells Fargo Bank Minnesota, N.A.       $  4,700,000.00          100.00%
                   733 Marquette Avenue
                   MAC N9306-057 5th Floor
                   Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------
Class IIA4         00000955 Bank of America, National Association  $ 16,200,000.00           52.94%
                   411 N. Akard, 5th Floor
                   Dallas, TX 75201
---------------------------------------------------------------------------------------------------
                   00000997 State Street Bank and Trust Company    $ 10,675,000.00           34.89%
                   1776 Heritage Drive
                   North Quincy,  MA 02171
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
Class IIA5         00002027 Wells Fargo Bank Minnesota, N.A.       $  3,876,745.00          100.00%
                   733 Marquette Avenue
                   MAC N9306-057 5th Floor
                   Minneapolis, MN 55479
---------------------------------------------------------------------------------------------------
Class IIA6         00000187 J.P. Morgan Securities Inc. - Fixed    $ 18,724,700.00          100.00%
                   Income
                   34 Exchange Place, 4th Floor
                   Jersey City,  NJ 07302
---------------------------------------------------------------------------------------------------
Class IIIA1        00002296 FA MA INVT                             $ 77,173,357.00          100.00%
                   3900 Wisconsin Ave NW
                   Washington, DC  20016
---------------------------------------------------------------------------------------------------
Class AP           00000187 J.P. Morgan Securities Inc. - Fixed    $  2,412,003.00          100.00%
                   Income
                   34 Exchange Place, 4th Floor
                   Jersey City,  NJ 07302
---------------------------------------------------------------------------------------------------
Class AR           00000187 J.P. Morgan Securities Inc. - Fixed    $  2,266,139.00          100.00%
                   Income
                   34 Exchange Place, 4th Floor
                   Jersey City,  NJ 07302
---------------------------------------------------------------------------------------------------
Class M            00000902 JPMorgan Chase Bank, National          $ 11,850,000.00          100.00%
                   Association
                   Proxy Services
                   14201 Dallas Parkway STE 121
                   Dallas, TX 75254
---------------------------------------------------------------------------------------------------
Class B1           00000901 The Bank of New York                   $  5,451,000.00          100.00%
                   One Wall Street, 6th Floor
                   New York,  NY 10286
---------------------------------------------------------------------------------------------------
Class B2           00000901 The Bank of New York                   $  3,081,000.00          100.00%
                   One Wall Street, 6th Floor
                   New York,  NY 10286
---------------------------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions

          Not Applicable.

Item 14.  Principal Accounting Fees and Services

          Not Applicable.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

            (3)   Exhibit Number      Description
                  --------------      -----------

                       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                       99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                       99.2           Servicer's Annual Statement of Compliance.

          (b)       See item 15(a)(3) above.

          (c)       Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      CHASE MORTGAGE FINANCE CORPORATION, depositor

      By: /s/ Jerome A. Cipponeri
          -------------------------
          Name:  Jerome A. Cipponeri
          Title: President

Date: March 27, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS


                  Exhibit Number      Description
                  --------------      -----------

                       31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                       99.1 Report prepared by the Servicer's certified independent accountants concerning the Servicer's activities for the year-end December 31, 2005.

                       99.2           Servicer's Annual Statement of Compliance.